Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 2 LP
filed 1996-08-14
CIK 873974

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           Issuer's telephone number:
                                 (713) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                             Yes x      No

Transitional Small Business Disclosure Format (Check one):

                             Yes        No x

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.
BALANCE SHEET
- -------------------------------------------------------------------------------

                                                                 JUNE 30,
ASSETS                                                             1996
                                                          ---------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                    $              7,524
  Accounts receivable - oil & gas sales                                 20,843
  Other current assets                                                   1,777
                                                          ---------------------

Total current assets                                                    30,144
                                                          ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,007,365
  Less  accumulated depreciation and depletion                         741,202
                                                          ---------------------

Property, net                                                          266,163
                                                          ---------------------

TOTAL                                                     $            296,307
                                                          =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                       $             10,999
   Payable to general partner                                           23,638
                                                          ---------------------

Total current liabilities                                               34,637
                                                          ---------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                   70,915
                                                          ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                    186,148
   General partner                                                       4,607
                                                          ---------------------

Total partners' capital                                                190,755
                                                          ---------------------

TOTAL                                                     $            296,307
                                                          =====================






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------------------------


(UNAUDITED)                                             QUARTER ENDED                           SIX MONTHS ENDED
                                              -----------------------------------    --------------------------------------

                                                 JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                   1996                  1995                 1996                 1995
                                              --------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales                             $    45,540     $         40,878     $         88,260     $         83,648
                                              --------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation, depletion and amortization           14,174               26,229               28,005               51,455
  Impairment of property                                  -                    -               43,262                    -
  Lease operating expenses                           18,790               12,506               36,107               31,764
  Production taxes                                    2,552                2,373                4,887                5,009
  General and administrative                          6,919                6,336               15,032               16,368
                                              --------------    -----------------    -----------------    -----------------

Total expenses                                       42,435               47,444              127,293              104,596
                                              --------------    -----------------    -----------------    -----------------

INCOME (LOSS) FROM OPERATIONS                         3,105               (6,566)             (39,033)             (20,948)
                                              --------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain from sale of property                              -                    -                  598                    -
                                              --------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                               $     3,105     $         (6,566)    $        (38,435)    $        (20,948)
                                              ==============    =================    =================    =================


See accompanying notes to financial statements.
- ----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------

(UNAUDITED)                                                           SIX MONTHS ENDED
                                                     --------------------------------------------

                                                           JUNE 30,                JUNE 30,
                                                             1996                    1995
                                                     -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $          (38,435)     $           (20,948)
                                                     -------------------     --------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                       28,005                   51,455
  Impairment of property                                         43,262                        -
  Gain on sale of property                                         (598)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                          (1,781)                    (284)
  Other current assets                                               16                       99
(Decrease) in:
   Accounts payable                                                (177)                  (8,701)
   Payable to general partner                                    (4,246)                 (17,744)
                                                     -------------------     --------------------

Total adjustments                                                64,481                   24,825
                                                     -------------------     --------------------

Net cash provided by operating activities                        26,046                    3,877
                                                     -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                  598                        -
    Property additions - development costs                       (8,774)                  (3,101)
                                                     -------------------     --------------------

Net cash used by investing activities                            (8,176)                  (3,101)
                                                     -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                           (16,163)                 (11,662)
                                                     -------------------     --------------------

NET INCREASE (DECREASE) IN CASH                                   1,707                  (10,886)

CASH AT BEGINNING OF YEAR                                         5,817                   14,237
                                                     -------------------     --------------------

CASH AT END OF PERIOD                                $            7,524      $             3,351
                                                     ===================     --==================



See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $8,108, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $45,540 in 1996 from $40,878 in 1995. This represents an increase of $4,662 (11%). Oil sales increased by $2,093 (8%). A 15% increase in the average oil sales price increased sales by $3,674. This increase was partially offset by a 6% decrease in oil production. Gas sales increased by $2,569 (18%). A 58% increase in the average gas sales price increased sales by $6,115. This increase was partially offset by a 25% decrease in gas production. The decrease in oil production was primarily the result of natural production declines. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, coupled with natural production declines. The increase in the average gas sales price was due to higher prices in the overall market for the sale of gas coupled with relatively higher production from properties with a higher gas sales price.

Lease operating expenses increased to $18,791 in the second quarter of 1996 from $12,506 in the second quarter of 1995. The increase of $6,285 (50%) is primarily due to ad valorem taxes paid by the operator of the FEC acquisition in the second quarter for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $14,174 in the second quarter of 1996 from $23,257 in the second quarter of 1995. This represents a decrease of $12,055 (46%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $4,265. A 35% decrease in the depletion rate reduced depletion expense by an additional $7,790. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $43,262 in the first quarter of 1996.

General and administrative expenses increased to $6,919 in the second quarter of 1996 from $6,336 in 1995. This increase of $583 (9%) is primarily due to more staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $88,260 in 1996 from $83,648 in 1995. This represents an increase of $4,612 (6%). Oil sales increased by $6,155 (12%). An 11% increase in average oil prices increased sales by $5,641. A 1% increase in oil production increased sales by an additional $514. Gas sales decreased by $1,543 or 5%. A 32% decrease in gas production reduced sales by $10,418. This decrease was partially offset by a 41% increase in the average gas sales price. The increase in oil production was primarily the result of increased production from the FEC acquisition in which the Company obtained additional interests from farmouts during 1995, partially offset by natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective January 1, 1996, coupled with natural production declines. The increase in the average gas sales price was due to higher prices in the overall gas market coupled with relatively higher production from properties with a higher gas sales price.

Lease operating expenses increased to $36,108 in the first six month of 1996 from $31,764 in the first six months of 1995. The increase of $4,344 (14%) is due to ad valorem taxes paid by the operator of the FEC acquisition in 1996 for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $28,005 in the first six months of 1996 from $45,510 in the first six months of 1995. This represents a decrease of $17,505 (38%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $15,768. A 6% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,737. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $43,262 in the first quarter of 1996.

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

General and administrative expenses decreased to $15,032 in the first six months of 1996 from $16,368 in 1995. This decrease of $1,336 (8%) is primarily due to less staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with

33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal proceedings.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM V - SERIES 2, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




August 13, 1996                              By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer