Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM V SERIES 2 LP
filed 1996-11-14
CIK 873974

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               September 30,
ASSETS                                                              1996
                                                           ---------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                     $       1,597
  Accounts receivable - oil & gas sales                           20,043
  Other current assets                                             1,777
                                                           --------------

Total current assets                                              23,417
                                                           --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        1,009,154
  Less  accumulated depreciation and depletion                   754,365
                                                           --------------

Property, net                                                    254,789
                                                           --------------

TOTAL                                                      $     278,206
                                                           ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                        $       4,216
   Payable to general partner                                     20,849
                                                           --------------

Total current liabilities                                         25,065
                                                           --------------

NONCURRENT PAYABLE TO GENERAL PARTNER                             62,550
                                                           --------------

PARTNERS' CAPITAL:
   Limited partners                                              184,683
   General partner                                                 5,908
                                                           --------------

Total partners' capital                                          190,591
                                                           --------------

TOTAL                                                      $     278,206
                                                           ==============

Number of $500 Limited Partner units outstanding                   2,972



See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------


(UNAUDITED)                                         QUARTER ENDED                        NINE MONTHS ENDED
                                            ---------------------------------------   ----------------------------------------

                                              September 30,         September 30,        September 30,        September 30,
                                                   1996                 1995                 1996                  1995
                                            -----------------    ------------------   ------------------   -------------------

REVENUES:
  Oil and gas sales                         $         40,577     $          31,370    $         128,837    $          115,018
                                            -----------------    ------------------   ------------------   -------------------

EXPENSES:
  Depreciation, depletion and amortization            13,163                21,585               41,168                73,040
  Impairment of property                                   -                     -               43,262                     -
  Lease operating expenses                            10,930                15,307               47,037                47,071
  Production taxes                                     2,163                 1,697                7,059                 6,706
  General and administrative                           6,142                 6,481               21,174                22,849
                                            -----------------    ------------------   ------------------   -------------------

Total expenses                                        32,398                45,070              159,700               149,666
                                            -----------------    ------------------   ------------------   -------------------

INCOME (LOSS) FROM OPERATIONS                          8,179               (13,700)             (30,863)              (34,648)
                                            -----------------    ------------------   ------------------   -------------------

OTHER INCOME:
  Gain from sale of property                               -                     -                  607                     -
                                            -----------------    ------------------   ------------------   -------------------

NET INCOME (LOSS)                           $          8,179     $         (13,700)   $         (30,256)   $          (34,648)
                                            =================    ==================   ==================   ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

(UNAUDITED)                                               NINE MONTHS ENDED
                                                    --------------------------------------------

                                                       September 30,            September 30,
                                                            1996                    1995
                                                    -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                          $          (30,863)     $           (34,648)
                                                    -------------------     --------------------

Adjustments  to  reconcile   net  (loss)  to  net  cash  provided  by  operating
   activities:
  Depreciation, depletion and amortization                      41,168                   73,040
  Impairment of property                                        43,262                        -
  Gain from sale of property                                      (607)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (981)                   2,063
  Other current assets                                              16                       19
Increase (decrease) in:
   Accounts payable                                             (6,960)                     (33)
   Payable to general partner                                  (15,400)                 (20,444)
                                                    -------------------     --------------------

Total adjustments                                               60,498                   54,645
                                                    -------------------     --------------------

Net cash provided by operating activities                       29,635                   19,997
                                                    -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                 598                        -
    Property additions - development costs                      (9,946)                 (13,976)
                                                    -------------------     --------------------

Net cash used by investing activities                           (9,348)                 (13,976)
                                                    -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (24,507)                 (17,033)
                                                    -------------------     --------------------

NET (DECREASE) IN CASH                                          (4,220)                 (11,012)

CASH AT BEGINNING OF YEAR                                        5,817                   14,237
                                                    -------------------     --------------------

CASH AT END OF PERIOD                               $            1,597      $             3,225
                                                    ===================     --==================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $7,022, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

5. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $607. The Company recognized a gain of $607 on the sale.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $40,577 in 1996 from $31,370 in 1995. This represents an increase of $9,207 (29%). Oil sales increased by $6,348 (31%). A 30% increase in the average oil sales price increased sales by $6,247. A 1% increase in oil production increased sales by an additional $101. Gas sales increased by $2,859 (27%). A 35% increase in the average gas sales price increased sales by $3,465. This increase was partially offset by a 6% decrease in gas production. The increase in oil production was primarily the result of increased production from the FEC acquisition in which the Company obtained interest from farmouts in 1995. The increase in the average oil sales price corresponds with higher prices in the overall market for the sale of oil. The decrease in gas production was primarily due to natural production declines. The increase in the average gas sales price was due to higher prices in the overall market for the sale of gas coupled with relatively higher production from properties with a higher gas sales price.

Lease operating expenses decreased to $10,930 in the third quarter of 1996 from $15,307 in the third quarter of 1995. The decrease of $4,377 (29%) is primarily due to ad valorem taxes paid by the operator of the FEC acquisition in the third quarter for the 1995 and 1996 tax years.

Depreciation and depletion expense decreased to $13,163 in the third quarter of 1996 from $18,613 in the third quarter of 1995. This represents a decrease of $5,450 (29%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $526. A 37% decrease in the depletion rate reduced depletion expense by an additional $4,924. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $43,262 in the first quarter of 1996.

General and administrative expenses decreased to $6,142 in the third quarter of 1996 from $6,481 in 1995. This decrease of $339 (5%) is primarily due to less staff time being required to manage the Company's operations in 1996.

First Nine Months in 1995 Compared to First Nine   Months in 1996
-----------------------------------------------------------------

Oil and gas sales for the first nine months increased to $128,837 in 1996 from $115,018 in 1995. This represents an increase of $13,819 (12%). Oil sales increased by $12,503 (18%). A 16% increase in the average oil prices increased sales by $10,864. A 2% increase in oil production increased sales by an additional $1,639. Gas sales increased by $1,316 or 3%. A 38% increase in the average gas sales price increased sales by $12,036. This increase was partially offset by 25% decrease in gas production. The increase in oil production was primarily the result of increased production from the FEC acquisition in which the Company obtained additional interests from farmouts during 1995, partially offset by natural production declines. The decrease in gas production was primarily due to the sale of the Nunley Ranch acquisition, effective

January 1, 1996, coupled with natural production declines. The increase in the average gas sales price was due to higher prices in the overall gas market coupled with relatively higher production from properties with a higher gas sales price.

Lease operating expenses remained relatively unchanged at $47,037 in the first nine months of 1996 as compared to $47,071 in the first nine months of 1995.

Depreciation and depletion expense decreased to $41,168 in the first nine months of 1996 from $64,123 in the first nine months of 1995. This represents a decrease of $22,955 (36%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $8,498. A 26% decrease in the depletion rate reduced depreciation and depletion expense by an additional $14,457. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property of $43,262 in the first quarter of 1996.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch acquisition for $607. The Company recognized a gain of $607 on the sale.

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

General and administrative expenses decreased to $21,174 in the first nine months of 1996 from $22,849 in 1995. This decrease of $1,675 (7%) is primarily due to less staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                 ENEX OIL & GAS INCOME
                                             PROGRAM V - SERIES 2, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                 James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer