Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 2 LP
filed 1997-01-08
CIK 873974

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT III


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters



Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                            Number of Record Holders
               Title of Class                 (as of March 1, 1996)

              -----------------          --------------------------------


          General Partner's Interests                   1

          Limited Partnership Interests                570



Dividends

          The Company made cash distributions to partners of $5 and $25 per $500 investment in 1995 and 1994, respectively. The Company suspended the payment of distributions in the fourth quarter of 1995. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales in 1995 were $155,386 as compared with $183,675 in 1994. This represents a decrease of $28,289 or 15%. Oil sales decreased by $3,719 or 4%. An 11% decline in oil production decreased sales by $11,292. This decrease was partially offset by an 8% increase in the average oil sales price. Gas sales decreased by $24,570 or 30%. A 15% decline in gas production decreased sales by $12,407. A 17% decrease in the average gas sales price reduced sales by an additional $12,163. The declines in production were primarily the result of natural production declines. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

            Lease operating expenses were $62,660 in 1995 as compared with $78,582 in 1994. The decrease of $15,922 or 20% was due to workover expenses incurred on the FEC acquisition in 1994, coupled with the declines in production, noted above.

            Depreciation and depletion expense was $115,808 in 1995 as compared with $138,904 in 1994. This represents a decrease of $23,096 or 17%. The declines in production, noted above, reduced depreciation and depletion expense by $18,443. A 4% decrease in the depletion rate reduced depreciation and depletion expense by an additional $4,653. The rate decrease was primarily due to the lower property basis resulting from the recognition of a $170,590 impairment in December 1994, coupled with an upward revision of the oil and gas reserves during 1995.

            Due to reserve revisions and lower prices, the Company recorded an impairment of property for $170,590, in 1994, which represented the excess of the net capitalized costs over the undiscounted future net revenues of the reserves.

            General and administrative expenses were $33,629 in 1995 as compared with $46,124 in 1994. The decrease of $12,495 or 27% was primarily due to less staff time being required to manage the Company's operations in 1995, coupled a $1,503 decrease in direct expenses incurred by the Company in 1995. The lower direct expenses were primarily due to lower audit and tax preparation fees in 1995.

Capital Resources and Liquidity


            The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1994 to 1995 are due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners.


            The Company temporarily suspended distributions in the second quarter of 1995. Distributions decreased from 1995 to 1994 due to lower revenues in 1995, as noted above. Future distributions are dependent upon, among other things, the sales price received for oil and gas. The Company will continue to recover its reserves and distribute to the partners the net proceeds realized from the sale of oil and gas production after payment of debt. The Company plans to repay the amounts owed to the general partner over a four year period. Based upon current projected cash flow from the properties, it is anticipated that the Company will make periodic distributions as cash becomes available.

            At December 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program V - Series 2, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program V - Series 2, L.P. (a New Jersey limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program V- Series 2, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program V - Series 2, L.P. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $       5,817
  Accounts receivable - oil & gas sales                                19,062
  Other current assets                                                  1,793
                                                                --------------

Total current assets                                                   26,672
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             1,357,215
  Less  accumulated depreciation and depletion                      1,028,558
                                                                --------------

Property, net                                                         328,657
                                                                --------------

TOTAL                                                           $     355,329
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      11,176
   Payable to general partner                                          98,799
                                                                --------------

Total current liabilities                                             109,975
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   241,559
   General partner                                                      3,795
                                                                --------------

Total partners' capital                                               245,354
                                                                --------------

TOTAL                                                           $     355,329
                                                                ==============


Number of $500 Limited Partner units outstanding                        2,972



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.


NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

              -----------------------------------------------------------------


1.           PARTNERSHIP ORGANIZATION

             Enex Oil & Gas Income Program V-Series 2, L.P. (the "Company"), a New Jersey limited partnership, commenced operations on November 27, 1990, for the purpose of acquiring proved oil and gas properties. Total limited partner contributions were $1,486,190, of which $14,862 was contributed by Enex Resources Corporation ("Enex"), the general partner.

             In accordance with the partnership agreement, the Company paid commissions of $134,790 for solicited subscriptions to Enex Securities Corporation, a subsidiary of Enex, and reimbursed Enex for organization expenses of approximately $59,000.

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                   Limited
                                                         Enex      Partners

             Commissions and selling expenses                        100%
             Company reimbursement of organization
               expense                                               100%
             Company property acquisition                            100%
             General and administrative costs             10%         90%
             Costs of drilling and completing
               development wells                          10%         90%
             Revenues from temporary investment of
               partnership capital                                   100%
             Revenues from producing properties           10%         90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)            10%         90%

             At the point in time when the cash distributions to the limited partners equal their subscriptions ("payout"), the costs of drilling and completing development wells, revenues from producing properties, general and administrative costs and operating costs will be allocated 15% to the general partner and 85% to the limited partners.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of improved oil and gas properties are capitalized and periodically assessed for impairment.

             The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

             The Company has not determined the effect, if any, on its financial position or results of operations which may result from the adoption of this statement in the first quarter of 1996.


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


             Organization Costs - Organization costs are being amortized on a straight-line basis over a five-year period.

             Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

             General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contigent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

4.           PAYABLE TO GENERAL PARTNER

             The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a period of four years.


5.           SIGNIFICANT PURCHASERS

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

6.           IMPAIRMENT OF PROPERTY

             A noncash write-down of capitalized costs of $170,590 was made in December, 1994. The write-down was computed as the excess of the net capitalized costs over the undiscounted future net revenues from proved oil and gas reserves. The undiscounted future net revenues were computed using certain arbitrary assumptions such as holding oil and gas prices constant at the prices in effect at the time of the computation.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

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

                                      ENEX OIL AND GAS INCOME PROGRAM V -
                                             SERIES 2, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                       By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.



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