Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 2 LP
filed 1997-02-03
CIK 873974

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 2, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------

                                                          1995                  1994
                                                  -------------------    -------------------

REVENUES:
  Oil and gas sales                               $          155,386       $         183,675
                                                  -------------------    -------------------

EXPENSES:
  Depreciation, depletion and amortization                   125,716                150,793
  Impairment of property                                           -                170,590
  Lease operating expenses                                    62,660                 78,582
  Production taxes                                             8,968                 11,480
  General and administrative:
    Allocated from general partner                            29,114                 40,106
    Direct expense                                             4,515                  6,018
                                                  -------------------    -------------------

Total expenses                                               230,973                457,569
                                                  -------------------    -------------------

NET LOSS                                          $          (75,587)      $        (273,894)
                                                  ===================    ===================


See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM V - SERIES 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------

                                                                                                     PER $500
                                                                                                     LIMITED
                                                                                                     PARTNER
                                                           GENERAL            LIMITED               UNIT OUT-
                                          TOTAL            PARTNER           PARTNERS                STANDING
                                   ------------------  ---------------- ------------------     -------------------

BALANCE, JANUARY 1, 1994           $         692,612    $        1,762  $         690,850      $              232

CASH DISTRIBUTIONS                           (80,743)           (6,664)           (74,079)                    (25)

NET INCOME (LOSS)                           (273,894)            4,748           (278,642)                    (93)
                                   ------------------  ---------------- ------------------     -------------------

BALANCE, DECEMBER 31, 1994                   337,975              (154)           338,129                     114

CASH DISTRIBUTIONS                           (17,034)           (1,064)           (15,970)                     (5)

NET INCOME (LOSS)                            (75,587)            5,013            (80,600)                    (27)
                                   ------------------  ---------------- ------------------     -------------------


BALANCE, DECEMBER 31, 1995         $         245,354    $        3,795  $         241,559 (1)  $               82
                                   ==================  ================ ==================     ===================



(1)  Includes 155 units purchased by the general partner as a limited partner.




See accompanying notes to financial statements.
-----------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 2, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------

                                                              1995                    1994
                                                      -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $          (75,587)     $          (273,894)
                                                      -------------------     --------------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                       125,716                  150,793
  Impairment of property                                               -                  170,590
(Increase) decrease in:
  Accounts receivable - oil & gas sales                           (2,140)                   2,652
  Other current assets                                               112                    1,043
Increase (decrease) in:
   Accounts payable                                               (3,493)                  (3,464)
   Payable to general partner                                    (22,113)                  34,110
                                                      -------------------     --------------------

Total adjustments                                                 98,082                  355,724
                                                      -------------------     --------------------

Net cash provided by operating activities                         22,495                   81,830
                                                      -------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs                       (13,881)                  (4,885)
                                                      -------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                            (17,034)                 (80,743)
                                                      -------------------     --------------------

NET DECREASE IN CASH                                              (8,420)                  (3,798)

CASH AT BEGINNING OF YEAR                                         14,237                   18,035
                                                      -------------------     --------------------

CASH AT END OF YEAR                                   $            5,817      $            14,237
                                                      ===================     ====================


See accompanying notes to financial statements.
-------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1995:

                                                                                   Allocable to              Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Net income (loss) as reflected in the
     accompanying financial statements         $         (75,587)   $           5,013      $     (80,600)            $        (27)
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which were
     charged-off for federal income
     tax purposes                                         (9,220)                (922)            (8,298)                      (3)
  Difference in depreciation,
     depletion and amortization
     computed for federal income
     tax purposes and the amount
     computed for financial
     reporting purposes                                   (2,049)                   -             (2,049)                      (1)
                                               ------------------   ------------------  -----------------    ---------------------

Net income (loss) for federal
   income tax purposes                         $         (86,856)   $           4,091     $      (90,947)           $         (31)
                                               ==================   ==================  =================    =====================

Net income  (loss) for income tax  purposes  is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:

                                                                                   Allocable to              Per $500 Limited
                                                                    -------------------------------------
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Partners' capital as reflected
     in the accompanying
     financial statements                      $         245,354    $           3,795     $      241,559          $            82
Reconciling items:
  Intangible drilling costs
     capitalized for financial
     reporting purposes which were
     charged-off for federal income
     tax purposes                                        (37,698)              (3,769)           (33,929)                     (12)
  Difference in accumulated
     depreciation, depletion and
     amortization for financial
     reporting and federal income
     tax purposes                                        161,480                    -            161,480                       54
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 134,790                    -            134,790                       46
                                               ------------------   ------------------  -----------------    ---------------------

Partners' capital for
     federal income tax purposes               $         503,926    $              26     $      503,900            $         170
                                               ==================   ==================  =================    =====================

                                      II-10

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

ENEX OIL & GAS INCOME PROGRAM V -SERIES 2, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                             Per $500                               Per $500
                                                            Limited            Natural             Limited
                                        Oil                  Partner Unit        Gas               Partner Unit
                                      (BBLS)                Outstanding         (MCF)             Outstanding
                                     ----------         ------------------ ------------------   ------------------
PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1994                             33,684                    10              402,373                  122

    Revisions of previous estimates         (7,733)                   (2)             (53,781)                 (16)
    Production                              (6,821)                   (2)             (47,741)                 (15)
                                     --------------    ------------------   ------------------   ------------------

December 31, 1994                           19,130                     6              300,851                   91

    Revisions of previous estimates            810                     -               14,501                    4
    Production                              (6,058)                   (2)             (40,544)                 (12)
                                     --------------    ------------------   ------------------   ------------------

December 31, 1995                           13,882                     4              274,808                   83
                                     ==============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                             33,684                    10              402,373                  122
                                     ==============    ==================   ==================   ==================

December 31, 1994                           19,130                     6              300,851                   91
                                     ==============    ==================   ==================   ==================

December 31, 1995                           13,882                     4              274,808                   83
                                     ==============    ==================   ==================   ==================


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


              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director