Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM V SERIES 2 LP
filed 1997-05-15
CIK 873974

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                      MARCH 31,
ASSETS                                                                 1997
                                                                 --------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash                                                           $      12,536
  Accounts receivable - oil & gas sales                                 13,757
  Other current assets                                                   1,777
                                                                 --------------

Total current assets                                                    28,070
                                                                 --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities              1,013,081
  Less  accumulated depreciation and depletion                         759,735
                                                                 --------------

Property, net                                                          253,346
                                                                 --------------

TOTAL                                                            $     281,416
                                                                 ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                              $      11,669
   Payable to general partner                                           68,568
                                                                 --------------

Total current liabilities                                               80,237
                                                                 --------------

PARTNERS' CAPITAL:
   Limited partners                                                    193,674
   General partner                                                       7,505
                                                                 --------------

Total partners' capital                                                201,179
                                                                 --------------

TOTAL                                                            $     281,416
                                                                 ==============


Number of $500 Limited Partner units outstanding                         2,972




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 2, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                             THREE MONTHS ENDED
                                                  ----------------------------
                                                  MARCH 31,      MARCH 31,
                                                     1997          1996
                                                -----------    -----------
REVENUES:
  Oil and gas sales                             $   34,638      $  42,720
                                                -----------    -----------

EXPENSES:
  Depreciation and depletion                         6,709         13,831
  Impairment of property                                 -         43,262
  Lease operating expenses                          19,024         17,317
  Production taxes                                   1,989          2,335
  General and administrative                         6,677          8,113
                                                -----------    -----------

Total expenses                                      34,399         84,858
                                                -----------    -----------

INCOME (LOSS) FROM OPERATIONS                          239        (42,138)
                                                -----------    -----------

OTHER INCOME:
  Gain from sale of property                             -            598
                                                -----------    -----------

NET INCOME (LOSS)                               $      239      $ (41,540)
                                                ===========    ===========


See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM  V - SERIES 2, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                            PER $500
                                                                             LIMITED
                                                                             PARTNER
                                               GENERAL        LIMITED       UNIT OUT-
                                TOTAL          PARTNER        PARTNERS       STANDING
                              ----------   -------------    -----------    -----------

BALANCE, JANUARY 1, 1996      $ 245,354      $    3,795     $  241,559     $       81

CASH DISTRIBUTIONS              (33,058)         (4,159)       (28,899)           (10)

NET INCOME (LOSS)                (4,454)          7,865        (12,319)            (4)
                              ----------   -------------    -----------    -----------

BALANCE, DECEMBER 31, 1996      207,842           7,501        200,341             67

CASH DISTRIBUTIONS               (6,902)           (690)        (6,212)            (2)

NET INCOME (LOSS)                   239             694           (455)             -
                              ----------   -------------    -----------    -----------

BALANCE, MARCH 31, 1997       $ 201,179      $    7,505     $  193,674 (1) $       65
                              ==========   =============    ===========    ===========


(1)  Includes 196 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM V - SERIES 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)                                                       THREE MONTHS ENDED
                                                            ---------------------------

                                                             MARCH 31,        MARCH 31,
                                                                1997              1996
                                                           -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $      239      $   (41,540)
                                                           -----------     ------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                    6,709           13,831
  Impairment of property                                            -           43,262
  Gain from sale of property                                        -             (598)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                        13,322             (803)
Increase (decrease) in:
   Accounts payable                                             3,351            4,859
   Payable to general partner                                 (12,076)          (9,217)
                                                           -----------     ------------

Total adjustments                                              11,306           51,334
                                                           -----------     ------------

Net cash provided by operating activities                      11,545            9,794
                                                           -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                                  -              598
    Property additions - development costs                       (196)          (8,885)
                                                           -----------     ------------

Net cash used by investing activities                            (196)          (8,287)
                                                           -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                          (6,902)          (5,702)
                                                           -----------     ------------

NET INCREASE (DECREASE) IN CASH                                 4,447           (4,195)

CASH AT BEGINNING OF YEAR                                       8,089            5,817
                                                           -----------     ------------

CASH AT END OF PERIOD                                      $   12,536      $     1,622
                                                           ===========     --==========


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

2. A cash distribution was made to the limited partners of the Company in the amount of $6,212, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

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

5. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.               Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter decreased from $42,720 in 1996 to $34,638 in 1997. This represents a decrease of $8,082 (19%). Oil sales decreased by $6,131 or 21%. A 32% decrease in oil production reduced sales by $9,277. This decrease was partially offset by a 16% increase in the average oil sales price. Gas sales decreased by $1,951 or 14%. A 36% decrease in gas production reduced sales by $5,042. This decrease was partially offset by a 34% increase in the average gas sales price. The decreases in oil and gas production were primarily a result of the shut in of production from the FEC acquisition to perform a workover in the first quarter of 1997, coupled with natural production declines. The increases in average prices correspond with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses increased from $17,317 in the first quarter of 1996 to $19,024 in the first quarter of 1997. The decrease of $1,707 (10%) is primarily due to workover charges incurred on the FEC acquisition in the first quarter of 1997.

Depreciation and depletion expense decreased from $13,831 in the first quarter of 1996 to $6,709 in the first quarter of 1997. This represents a decrease of $7,122 (51%). The changes in production, noted above, caused depreciation and depletion expense to decrease by $4,676. A 27% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,446. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $8,113 in the first quarter of 1996 to $6,677 in the first quarter of 1997. This decrease of $1,436 (18%) is primarily due to less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                      (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

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


                                                      ENEX OIL & GAS INCOME
                                                   PROGRAM V - SERIES 2, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                           James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer